Form 10-Q/A
period 1995-06-30
AMERICA FIRST PARTICIPATING PREFERRED EQUITY MORTGA FUND L P
filed 1995-08-14
CIK 789952

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number:  0-15854

 AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

          Delaware                          47-0700550
(State or other jurisdiction             (IRS Employer
of incorporation or organization)     Identification No.)

Commission File Number:  0-15665

   AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
     (Exact name of registrant as specified in its charter)

          Delaware                          47-0700551
(State or other jurisdiction             (IRS Employer
of incorporation or organization)     Identification No.)

Suite 400, 1004 Farnam Street, Omaha, Nebraska          68102
(Address of principal executive offices)                (Zip Code)

                        (402) 444-1630
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X                  NO

Part I.  Financial Information
  Item 1.  Financial Statements
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED BALANCE SHEETS

                                                                                              June 30, 1995
                                                                                                (Unaudited)       Dec. 31, 1994
                                                                                             ---------------     ---------------
Assets
  Cash and temporary cash investments, at cost which approximates market value              $     1,667,460     $     7,806,496
  Investment in U.S. government securities (Note 8)                                               4,979,700                -
  Investment in mortgage-backed securities (Note 4)                                              45,000,959          45,810,512
  Investment in preferred equity participations (PEPs), net of valuation allowance (Note 5)         371,420             449,510
  Investment in real estate (Note 6)                                                              6,733,472           6,970,972
  Investment in participating loans, net of valuation allowance (Note 7)                          2,960,000           2,960,000
  Interest receivable                                                                               389,236             359,225
  Investment evaluation fees, net                                                                   621,996             633,515
  Other assets                                                                                    3,001,684           2,842,951
                                                                                             ---------------     ---------------
                                                                                            $    65,725,927     $    67,833,181
                                                                                             ===============     ===============
Liabilities and Partners' Capital
 Liabilities
  Accounts payable (Note 9)                                                                 $       495,854     $       551,365
  Distributions payable (Note 3)                                                                    520,679           1,048,974
  Mortgage notes payable (Note 10)                                                                9,614,760           9,614,760
                                                                                             ---------------     ---------------
                                                                                                 10,631,293          11,215,099
                                                                                             ---------------     ---------------
 Partners' Capital
  General Partner                                                                                       100                 100
  Passthrough Certificate Holder ($23,489 per certificate in 1995 and $23,901 in 1994)            2,348,935           2,390,147
  Exchangeable Unit Holders ($9.40 per unit in 1995 and $9.56 in 1994)                           52,745,599          54,227,835
                                                                                             ---------------     ---------------
                                                                                                 55,094,634          56,618,082
                                                                                             ---------------     ---------------
                                                                                            $    65,725,927     $    67,833,181
                                                                                             ===============     ===============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF INCOME
(UNAUDITED)

                                                            For the             For the         For the Six         For the Six
                                                      Quarter Ended       Quarter Ended        Months Ended        Months Ended
                                                      June 30, 1995       June 30, 1994       June 30, 1995       June 30, 1994
                                                     --------------      --------------      --------------      --------------
Income
 Mortgage and mortgage-backed securities income     $       860,804     $       817,048     $     1,731,061     $     1,693,579
 Equity in earnings of property partnerships                 26,887              53,466              71,536             104,172
 Rental income                                              572,179             527,569           1,132,889           1,050,503
 Interest income on participating loans                      63,323              68,759             130,767             135,169
 Interest income on temporary cash investments and
  U.S. government securities                                104,151             122,191             205,245             207,518
                                                     --------------      --------------      --------------      --------------
                                                          1,627,344           1,589,033           3,271,498           3,190,941
                                                     --------------      --------------      --------------      --------------
Expenses
 General and administrative expenses (Note 9)               202,029             188,806             393,203             329,916
 Real estate operating expenses                             267,569             274,679             506,919             521,286
 Depreciation                                               118,750             118,750             237,500             237,500
 Interest expense                                           185,860             134,140             388,470             291,717
                                                     --------------      --------------      --------------      --------------
                                                            774,208             716,375           1,526,092           1,380,419
                                                     --------------      --------------      --------------      --------------
Net income                                          $       853,136     $       872,658     $     1,745,406     $     1,810,522
                                                     ==============      ==============      ==============      ==============
Net income allocated to:
 General Partner                                    $         8,720     $         8,652     $        17,655     $        21,826
 Exchangeable Unit Holders                                  808,448             827,533           1,654,280           1,713,189
 Passthrough Certificate Holder                              35,968              36,473              73,471              75,507
                                                     --------------      --------------      --------------      --------------
                                                    $       853,136     $       872,658     $     1,745,406     $     1,810,522
                                                     ==============      ==============      ==============      ==============
Net income per exchangeable unit                    $         .1439     $         .1459     $         .2939     $         .3020
                                                     ==============      ==============      ==============      ==============
Net income per passthrough certificate              $        359.68     $        364.73     $        734.71     $        755.07
                                                     ==============      ==============      ==============      ==============
Weighted average number of certificates outstanding             100                 100                 100                 100
                                                     ==============      ==============      ==============      ==============
Weighted average number of units outstanding              5,619,714           5,672,327           5,629,062           5,672,327
                                                     ==============      ==============      ==============      ==============

COMBINED STATEMENTS OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1995
(UNAUDITED)

                                                            Passthrough Certificate        Exchangeable Unit
                                                                    Holders                     Holders
                                                          ---------------------------  --------------------------
                                                General           # of
                                                Partner   Certificates        Amount   # of Units         Amount         Total
                                                --------  -------------  ------------  -----------  -------------  ------------
Balance at December 31, 1994                   $    100            100  $  2,390,147    5,672,327  $  54,227,835  $ 56,618,082
 Net income                                      17,655             -         73,471         -         1,654,280     1,745,406
 Cash distributions paid or accrued (Note 3)    (17,655)            -       (132,453)        -        (2,982,274)   (3,132,382)
 Purchase of 58,238 units (Note 8)                 -                -          1,727      (58,238)      (514,512)     (512,785)
 Net unrealized holding gains (Note 8)             -                -         16,043         -           360,270       376,313
                                                --------  -------------  ------------  -----------  -------------  ------------
Balance at June 30, 1995                       $    100            100  $  2,348,935    5,614,089  $  52,745,599  $ 55,094,634
                                                ========  =============  ============  ===========  =============  ============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                               For the Six         For the Six
                                                                                              Months Ended        Months Ended
                                                                                             June 30, 1995       June 30, 1994
                                                                                            ---------------     ---------------
Cash flows from operating activities
 Net income                                                                                $     1,745,406     $     1,810,522
 Adjustments to reconcile net income to
  net cash from operating activities:
   Equity in earnings of property partnerships                                                     (71,536)           (104,172)
   Depreciation                                                                                    237,500             237,500
   Amortization of discount on mortgage-backed and U.S. government securities                      (24,369)            (24,014)
   Decrease (increase) in interest receivable                                                      (30,011)              2,917
   Amortization of investment evaluation fees                                                       11,519              11,518
   Increase in other assets                                                                       (158,733)           (254,729)
   Decrease in accounts payable                                                                    (55,511)            (41,979)
                                                                                            ---------------     ---------------
  Net cash provided by operating activities                                                      1,654,265           1,637,563
                                                                                            ---------------     ---------------
Cash flows from investing activities
 Acquisition of U.S. government securities                                                      (4,937,891)               -
 Mortgage principal payments received                                                            1,177,576           6,730,101
 Acquisition of mortgage-backed securities                                                          (9,150)         (7,882,293)
 Distributions received from PEPs                                                                  149,626              92,009
                                                                                            ---------------     ---------------
  Net cash used in investing activities                                                         (3,619,839)         (1,060,183)
                                                                                            ---------------     ---------------
Cash flows used in financing activities
 Purchase of Units                                                                                (512,785)               -
 Distributions paid                                                                             (3,660,677)         (3,213,203)
                                                                                            ---------------     ---------------
  Net cash used in investing activities                                                         (4,173,462)         (3,213,203)
                                                                                            ---------------     ---------------
Net decrease in cash and temporary cash investments                                             (6,139,036)         (2,635,823)
Cash and temporary cash investments at beginning of period                                       7,806,496           9,040,074
                                                                                            ---------------     ---------------
Cash and temporary cash investments at end of period                                       $     1,667,460     $     6,404,251
                                                                                            ===============     ===============
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                                  $       388,470     $       291,717
                                                                                            ===============     ===============
The accompanying notes are an integral part of the combined financial statements.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1995
(UNAUDITED)

1. ORGANIZATION

America First Participating/Preferred Equity Mortgage Fund (the Fund) was formed on November 20, 1986, as a Nebraska general partnership for the purpose of acquiring a portfolio of federally-insured multifamily mortgages or other investments including preferred equity participations (PEPs). PEPs consist of equity interests which are intended to provide the Fund with a participation in the net cash flow and net sale or refinancing proceeds of the properties collateralizing the mortgage loans. America First Participating/Preferred Equity Mortgage Fund Limited Partnership (the Partnership) was also formed on November 20, 1986, under the Delaware Revised Uniform Limited Partnership Act to serve as the managing general partner of the Fund. The Fund and the Partnership will continue in existence until December 31, 2036, unless terminated earlier under the provisions of the Pooling and Servicing Agreement forming the Fund and the Partnership Agreement forming the Partnership. The General Partner of the Partnership is America First Capital Associates Limited Partnership Three (AFCA 3).

2.	Summary of Significant Accounting Policies

 A)Financial Statement Presentation

	The financial statements include the combined statements of the Fund and the Partnership and have been prepared without audit. The combined financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 1995, and results of operations for all periods presented have been made.

 B)Investments in Mortgage-Backed Securities, U.S. Government Securities and Participating Loans

	The investments in mortgage-backed securities and U.S. government securities are categorized as held-to-maturity or available-for-sale.  Investments in the held-to-maturity category are carried at amortized cost.  Investments in the available-for-sale category are carried at fair value with unrealized gains and losses as a separate component of partners' capital.  The Fund's
	share of interest earned on mortgage and mortgage-backed securities from
	PEP partnerships is eliminated in the combined financial statements.

	The investment in Participating Loans is recorded at cost and reduced by principal payments received. Interest income on Participating Loans is excluded from income when, in the opinion of management, collection of such interest is doubtful. This interest is recognized as income when it is received.

 C)Investment in Preferred Equity Participations (PEPs)

	The investment in PEPs consist of interests in limited partnerships which own the properties underlying the mortgage-backed securities and are accounted for using the equity method.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1995
(UNAUDITED)

 D)Allowance for Losses on Investment in PEPs and Participating Loans

	The allowances for losses on investment in PEPs and Participating Loans are
	valuation reserves which have been established at a level that management
	feels is adequate to absorb potential losses on investments in PEPs and
	Participating Loans.  The allowances are based upon management's estimates;
	however, the ultimate realized values may vary from current estimates.
	These estimates are periodically reviewed and, as adjustments become
	necessary, they are reported in the period in which they become known.

 E)Investment in Real Estate

	The investment in real estate is recorded at the lower of cost or estimated
	net realizable value at the date of acquisition.

 F)Depreciation

	Depreciation of real estate acquired in settlement of PEPs is based on the estimated useful life of the properties (ranging from 6 to 27 1/2 years) using the straight-line method.

 G)Income Taxes

	No provision has been made for income taxes since each Exchangeable Unit Holder or Passthrough Certificate Holder is required to report their share of the Partnership's or Fund's income for federal and state income tax purposes.

 H)Temporary Cash Investments

	Temporary cash investments are invested in short-term debt securities purchased with original maturities of three months or less.

 I)Investment Evaluation Fees

	The investment evaluation fees were incurred in connection with the
	acquisition of assets.  These fees are being amortized over the life of the
	Fund.

 J)Net Income Per Exchangeable Unit and Passthrough Certificate

	Net income per Exchangeable Unit and Passthrough Certificate was allocated based on the weighted average number of exchangeable units and passthrough certificates outstanding during each period presented.

3. Fund and Partnership Income, Expenses and Cash Distributions

The Partnership Agreement and the Pooling and Servicing Agreement contain provisions for distributing the cash available for distribution and for the allocation of income and expenses for tax purposes among AFCA 3 and investors.

Cash distributions included in the combined financial statements represent the actual cash distributions made during each period and the cash distributions accrued at the end of each period.

4. Investment in Mortgage-Backed Securities

The mortgage-backed securities held by the Partnership represent Government National Mortgage Association (GNMA) Certificates and Federal National Mortgage Association (FNMA) Certificates. The GNMA Certificates are backed by first mortgage loans on multifamily residential properties and pools of single family properties. The FNMA Certificates are backed by pools of single family properties. The GNMA Certificates are debt securities issued by a private mortgage lender and are guaranteed by GNMA as to the full and timely payment of principal and interest on the underlying loans. The FNMA Certificates are debt securities issued by FNMA and are guaranteed by FNMA as to the full and timely payment of principal and interest on the underlying loans.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1995
(UNAUDITED)

During the quarter ended June 30, 1995, the Fund transferred all GNMA and FNMA Certificates held in the reserve account from the held-to-maturity classification to the available-for-sale classification (see Note 8).

The total amortized cost, gross unrealized holding gains and aggregate fair value for held-to-maturity securities are $15,653,816, $383,614 and $16,037,430, respectively.

Descriptions of the Fund's mortgage-backed securities at June 30, 1995, are as follows:

                                                               Number       Interest            Maturity           Carrying
Type of Security and Name             Location               of Units           Rate                Date             Amount
----------------------------------    ------------------     --------       --------        ------------       -------------
Held-to-Maturity
 GNMA Certificates:
  The Parklane                        Salt Lake City, UT           94          9.25%          03/15/2029      $   6,434,916
  Grand Villa                         Grand Junction, CO           46          9.25%          03/15/2029          2,004,517
  Cambridge Court                     Kearney, NE                  41          9.25%          02/15/2029          1,955,870
  Hickory Villa                       Omaha, NE                    57          9.25%          02/15/2029          2,532,166
  Pools of single family properties                               N/A          9.58% (1)            2017          2,667,862
  Pools of single family properties                               N/A          9.62% (1)    2016 to 2017             58,485
                                                                                                               -------------
                                                                                                                 15,653,816
                                                                                                               -------------
Available-for-Sale
 GNMA Certificates:
  Pools of single family properties                               N/A          8.56% (1)    2016 to 2020          3,737,509 (2)
  Pools of single family properties                               N/A          9.30% (1)      07/15/2021          2,503,107 (2)
  Pools of single family properties                               N/A          8.76% (1)            2021          1,469,684 (2)
  Pools of single family properties                               N/A          8.76% (1)      05/15/2021            716,631 (2)
  Pools of single family properties                               N/A          8.25% (1)    2021 to 2022          2,774,947 (2)
  Pools of single family properties                               N/A          6.50% (1)            2023          4,591,833 (2)
  Pools of single family properties                               N/A          6.03% (1)            2008          2,634,549 (2)
  Pools of single family properties                               N/A          7.13% (1)            2009          7,473,021 (2)
 FNMA Certificates:
  Pools of single family properties                               N/A          5.52% (1)            2000          3,445,862 (2)
                                                                                                               -------------
                                                                                                                 29,347,143
                                                                                                               -------------
Balance at June 30, 1995                                                                                      $  45,000,959
                                                                                                               =============
(1)Represents yield to the Fund.
(2)Reserve account asset - see Note 8.

Reconciliation of the carrying amount of the mortgages is as follows:

Balance at December 31, 1994                                                                                  $  45,810,512
Additions
 Acquisition of mortgage-backed securities                                                                            9,150
 Amortization of discount on mortgage-backed securities                                                               9,089
 Net unrealized holding gains on available-for-sale securities                                                      349,784
Deduction
 Mortgage principal payments received                                                                            (1,177,576)
                                                                                                               -------------
Balance at June 30, 1995                                                                                      $  45,000,959
                                                                                                               =============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1995
(UNAUDITED)

5. Investment in Preferred Equity Participations (PEPs)

The PEPs consist of interests in limited partnerships which own properties financed by the Fund. The limited partnership agreements provide for a participation in the net cash flow and net sale or refinancing proceeds of the properties subject to various priority payments.

Descriptions of the PEPs held at June 30, 1995, are as follows:

                                                                                                                      Carrying
Name                                Location                     Partnership Name                                       Amount
--------------------------          ------------------           --------------------------------------           -------------
The Parklane                        Salt Lake City, UT           Congregate Care Company                         $        -
Harmony Bay Apartments              Roswell, GA                  Harmony Bay Associates, Ltd.                          887,388
Timber Cove Apartments              Decatur, IL                  Timber Cove Associates                                 50,019
Grand Villa                         Grand Junction, CO           Stazier Associates Grand Junction Ltd.                247,941
Cambridge Court                     Kearney, NE                  Stazier Associates Kearney Ltd.                       140,340
Hickory Villa                       Omaha, NE                    Stazier Associates Omaha Ltd.                            -
                                                                                                                  -------------
                                                                                                                 $   1,325,688
Less valuation allowance                                                                                              (954,268)
                                                                                                                  -------------
Balance at June 30, 1995                                                                                         $     371,420
                                                                                                                  =============
Reconciliation of the carrying amount of the PEPs is as follows:

Balance at December 31, 1994                                                                                     $     449,510
Equity in earnings of property partnerships                                                                             71,536
Distributions received from PREPs                                                                                     (149,626)
                                                                                                                  -------------
Balance at June 30, 1995                                                                                         $     371,420
                                                                                                                  =============
The following summarizes the activity in the valuation allowance:

Balance at December 31, 1994                                                                                     $   3,754,283
 Write-offs (1)                                                                                                     (2,800,015)
                                                                                                                  -------------
Balance at June 30, 1995                                                                                         $     954,268
                                                                                                                  =============
(1)The Fund no longer holds a PEP investment in Casa Sandoval or the Villages at Moonraker.  During 1995, Casa Sandoval was sold at a foreclosure auction.  Also, during 1995, the Fund withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker.  Therefore, the valuation allowance previously established for the full amount of these PEP investments was written off.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1995
(UNAUDITED)

6. Real Estate Acquired in Settlement of PEPs

The rental income and real estate operating, interest and depreciation expenses of the properties owned by the Fund have been consolidated with the Fund's operations and are reflected in the combined financial statements.

Real estate acquired in settlement of PEPs is comprised of the following multifamily housing properties at June 30, 1995:

                                                                   Number                                             Carrying
Name                                Location                     of Units                                               Amount
--------------------------          ------------------           --------                                         -------------
Meadow Brook Apartments             Amelia, OH                        168                                        $   3,470,774
Morrowood Townhouses                Morrow, GA                        264                                            5,966,466
                                                                                                                  -------------
                                                                                                                 $   9,437,240
Less accumulated depreciation                                                                                       (2,703,768)
                                                                                                                  -------------
Balance at June 30, 1995                                                                                         $   6,733,472
                                                                                                                  =============
Reconciliation of the carrying amount of the PREPs is as follows:

Balance at December 31, 1994                                                                                     $   6,970,972
Depreciation                                                                                                          (237,500)
                                                                                                                  -------------
Balance at June 30, 1995                                                                                         $   6,733,472
                                                                                                                  =============

7.	Investment in Participating Loans

The Participating Loans are collateralized by first mortgages on properties jointly financed with America First Tax Exempt Mortgage Fund 2 Limited Partnership, whose general partner is an affiliate of AFCA 3. The Participating Loan agreements call for payment of base interest and additional interest out of a portion of the net cash flow or net sale or refinancing proceeds of the properties.

Descriptions of the Participating Loans held as of June 30, 1995, are as follows:

                                                                                    Base
                                                                   Number       Interest           Maturity           Carrying
Name                                    Location                 of Units           Rate (1)           Date             Amount
----------------------------------      ------------------       --------       --------       ------------       -------------
Avalon Ridge                            Renton, WA                    356            10% (2)       09/01/99      $   1,245,000
Jackson Park Place                      Fresno, CA                    296            10%           09/01/99          2,100,000
                                                                                                                  -------------
                                                                                                                 $   3,345,000
Valuation allowance to net realizable value                                                                           (385,000)
                                                                                                                  -------------
Balance at June 30, 1995                                                                                         $   2,960,000
                                                                                                                  =============

(1)In addition to the base interest rate, the notes bear additional contingent
	interest which, when combined with the base interest, is limited to a
	cumulative, non-compounded amount not greater than 13% per annum.  The Fund
	did not receive any additional contingent interest in 1995.

(2)Interest is recognized as income on the cash basis which is at a rate lower than the base interest rate. The amount of foregone interest for 1995 was $36,483 ($20,302 for the quarter ended June 30, 1995).

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1995
(UNAUDITED)

8.	Fund Reserve Account

The Fund maintains a reserve account which consisted of the following at June 30, 1995:

Cash and temporary cash investments                             $   1,156,517
U.S. government securities                                          4,979,700
GNMA Certificates                                                  25,901,281
FNMA Certificates                                                   3,445,862
                                                                 -------------
Balance at June 30, 1995                                        $  35,483,360
                                                                 =============

The reserve account was established to maintain working capital for the Fund and is available to supplement distributions to investors and for any contingencies related to the ownership of the investments and the operation of the Fund. The U.S. government securities mature in 1996, the GNMA Certificates mature between 2008 and 2023 and the FNMA Certificates mature in 2000.

During the quarter ended June 30, 1995, the Partnership transferred all securities held in the reserve account from the held-to-maturity classification to the available-for-sale classification. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses and the aggregate fair value for the securities transferred are $33,950,530, $617,701, $241,388 and $34,326,843 respectively.

On September 12, 1990, June 7, 1995 and July 25, 1995, management announced its intent to utilize a portion of the reserve account to acquire a maximum of 200,000 Exchangeable Units (Units) in the over-the-counter market. As of June 30, 1995, 108,438 Units (58,238 during 1995 and 8,438 for the quarter ended June 30, 1995) had been acquired at a total cost of $1,079,426 ($512,785 during 1995 and $70,872 for the quarter ended June 30, 1995).

9.	Transactions with Related Parties

Substantially all of the Fund's general and administrative expenses are paid by AFCA 3 or an affiliate and reimbursed by the Fund. The amount of such expenses reimbursed to AFCA 3 during 1995 was $312,584 ($119,174 for the quarter ended June 30, 1995). The reimbursed expenses are presented on a cash basis and do not reflect accruals made at quarter end.

AFCA 3 is entitled to an administrative fee of .35% per annum of the outstanding amount of investments of the Fund to be paid by the Fund to the extent such amount is not paid by property owners. During 1995, AFCA 3 earned administrative fees of $124,400 ($62,236 for the quarter ended June 30, 1995). Of this amount, $109,292 ($62,236 for the quarter ended June 30, 1995) was paid by the Fund and the remainder was paid by property owners.

During the quarter ended June 30, 1995, GP Successor Corporation, a newly formed wholly-owned subsidiary of the Fund, was admitted as the sole general partner of the operating partnership which owns Harmony Bay Apartments.

An affiliate of AFCA 3 has been retained to provide property management services for Morrowood Townhouses, Avalon Ridge and Harmony Bay Apartments (beginning in June, 1995). The fees for services provided represent the lower of (i) costs incurred in providing management of the property, or (ii) customary fees for such services determined on a competitive basis. Total fees amounted to $37,830 in 1995 ($22,290 for the quarter ended June 30, 1995).

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP NOTES TO COMBINED FINANCIAL STATEMENTS
JUNE 30, 1995
(UNAUDITED)

10.Mortgage Notes Payable

The Fund assumed the following mortgage notes payable as a result of the acquisition of real estate in settlement of PEPs.



                                       Interest                 Maturity                    Monthly
Name                                       Rate                     Date                    Payment                    Balance
------------------------               --------               ----------               ------------               -------------
Meadow Brook Apartments                   9.50%               11/25/2022              $      31,069              $   3,569,236
Morrowood Townhouses                      9.50%               11/19/2022                     51,618                  6,045,524
                                                                                                                  -------------
Balance at June 30, 1995                                                                                         $   9,614,760
                                                                                                                  =============

These notes are payable to a co-insurer and are collateralized solely by the properties above. The notes are in default; however, the Fund effectively has no risk with respect to the mortgage notes payable since the Fund's net equity in the properties has previously been reduced to zero. Therefore, for accounting purposes, the Fund records interest expense only when it is paid.

  Item 2.
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Fund originally acquired: (i) ten mortgage-backed securities guaranteed as to principal and interest by the Government National Mortgage Association
(GNMA) collateralized by first mortgage loans on multifamily housing properties located in seven states, GNMA Certificates backed by pools of single-family mortgages (the GNMA Certificates); (ii) a first mortgage loan insured by the Federal Housing Administration (the FHA Loan) on a retirement living center located in California; (iii) limited partnership interests
(PEPs) in eleven limited partnerships which own the multifamily properties financed by the GNMA Certificates and the FHA Loan; and (iv) two participating first mortgage loans (the Participating Loans) on multifamily housing properties financed in part by an affiliated mortgage fund. The Fund subsequently acquired three real estate properties in settlement of limited partnership interests. The Fund continues to own two of these properties and the third property was acquired by GNMA through foreclosure and is no longer owned by the Fund. The FHA Loan and six mortgage-backed securities collateralized by properties in which the Fund made an equity investment have been repaid by GNMA or the Department of Housing and Urban Development (HUD) which left the Fund with only the PEPs on these properties. During the quarter ended March 31, 1995, Casa Sandoval was sold at a foreclosure auction in conjunction with bankruptcy proceedings. During the quarter ended June 30, 1995, the Fund withdrew as a limited partner of the operating partnership which owns the Villages at Moonraker. Accordingly, the Fund no longer holds a PEP in either of these properties. Collectively, the remaining GNMA Certificates, PEPs, real estate properties, and Participating Loans are referred to as the Permanent Investments.

The following table shows the occupancy levels of the properties financed by the Fund in which the Fund continues to hold an interest at June 30, 1995:

                                                                                                 Number              Percentage
                                                                          Number               of Units                of Units
 Property Name                           Location                       of Units               Occupied                Occupied
-----------------------------            ------------------            ---------             ----------             -----------
 The Parklane                            Salt Lake City, UT                   94                     92                     98%
 Grand Villa                             Grand Junction, CO                   46                     31                     67%
 Cambridge Court                         Kearney, NE                          41                     36                     88%
 Hickory Villa                           Omaha, NE                            57                     56                     98%
 Harmony Bay Apartments                  Roswell, GA                         300                    281                     94%
 Timber Cove Apartments                  Decatur, IA                         272                    251                     92%
 Meadow Brook Apartments (1)             Amelia, OH                          168                    159                     95%
 Morrowood Townhouses (1)                Morrow, GA                          264                    254                     96%
 Avalon Ridge                            Renton, WA                          356                    312                     88%
 Jackson Park Place                      Fresno, CA                          296                    284                     96%
                                                                       ---------             ----------             -----------
                                                                           1,894                  1,756                     93%
                                                                       =========             ==========             ===========
(1)Property acquired in settlement of PEP.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISTRIBUTIONS

Cash distributions paid or accrued were as follows:




                                                               For the Six Months Ended             For the Six Months Ended
                                                                    June 30, 1995                        June 30, 1994
                                                            ------------------------------       ------------------------------
                                                                                       Per                                  Per
                                                                Per Unit       Certificate           Per Unit       Certificate
                                                            ------------      ------------       ------------      ------------
Regular monthly distributions
 Income distributed                                        $       .2939     $      734.71      $       .3020     $      755.07
 Return of capital                                                 .2359            589.79              .2278            569.43
                                                            ------------      ------------       ------------      ------------
                                                           $       .5298     $    1,324.50      $       .5298     $    1,324.50
                                                            ============      ============       ============      ============
Distributions
 Paid out of current and prior undistributed cash flow     $       .5298     $    1,324.50      $       .5298     $    1,324.50
                                                            ============      ============       ============      ============

Regular monthly distributions to investors consist primarily of interest and principal received on mortgage-backed securities. Additional cash for distributions is received from PEPs and other investments. The Fund may draw on reserves to pay operating expenses or to supplement cash distributions to investors. The Fund is permitted to replenish its reserves through the sale or refinancing of assets. During the six months ended June 30, 1995, the Partnership withdrew a net amount of $131,310 ($1,418 for the quarter ended June 30, 1995) from reserves to supplement regular monthly distributions to investors which represents undistributed principal payments previously placed in reserves. In addition, the Partnership withdrew $512,785 ($70,872 for the quarter ended June 30, 1995) from reserves to purchase 58,238 Exchangeable Units (Units) (8,438 Units for the quarter ended June 30, 1995) during the six months ended June 30, 1995. The total amount held in reserves at June 30, 1995, was $35,483,360 of which $34,326,843 was invested in GNMA and FNMA Certificates and U.S. government securities.

Asset Quality

The Fund continues to receive the full amount of monthly principal and interest payments on its GNMA and FNMA Certificates. The GNMA and FNMA Certificates are fully guaranteed as to principal and interest by GNMA and FNMA, respectively. The obligations of GNMA are backed by the full faith and credit of the United States government.

PEPs and Participating Loans, however, are not insured or guaranteed. The value of these investments is a function of the value of the real estate underlying the PEPs or collateralizing the Participating Loans. On a regular basis, management reviews the real estate underlying the PEPs or collateralizing the Participating Loans in order to assess the net realizable value of each property. It is the policy of the Fund to provide a valuation reserve, if necessary, for potential losses on the Fund's investments. Internal property valuations and reviews performed during the first six months of 1995, indicated that the Fund's investment in PEPs and Participating Loans recorded on the balance sheet at June 30, 1995, required no adjustments to current carrying amounts.

During the quarter ended June 30, 1995, the Fund withdrew as a limited partner in the operating partnership which owns the Villages at Moonraker. Therefore, the Fund no longer has a PEP investment in this property. Since a valuation allowance had previously been established for the full amount of this PEP investment, no additional loss to the Fund occurred as a result of the withdrawal.

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additionally, during the quarter ended June 30, 1995, GP Successor Corporation, a newly formed wholly-owned subsidiary of the Fund, was admitted as the sole general partner of the operating partnership which owns Harmony Bay Apartments and the former general partner has become a limited partner.
As a result, the Fund will be entitled to all distributions of Net Cash Flow (as defined) after payment of certain fees and repayment of certain borrowings until the Fund has received distributions of Net Cash Flow and/or Net Sale or Refinancing Proceeds equal to $1,000,000. Distributions thereafter will be made 50% to the Fund and 50% to the former general partner.

The overall status of the Fund's other Permanent Investments has remained relatively constant since March 31, 1995.

Results of Operations

The table below compares the results of operations for each period shown.

                                                                               For the             For the            Increase
                                                                         Quarter Ended       Quarter Ended          (Decrease)
                                                                         June 30, 1995       June 30, 1994           From 1994
                                                                        ---------------     ---------------     ---------------
Mortgage and mortgage-backed securities income                         $       860,804     $       817,048     $        43,756
Equity in earnings of property partnerships                                     26,887              53,466             (26,579)
Rental income                                                                  572,179             527,569              44,610
Interest income on participating loans                                          63,323              68,759              (5,436)
Interest income on temporary cash investments
 and U.S. government securities                                                104,151             122,191             (18,040)
                                                                        ---------------     ---------------     ---------------
                                                                             1,627,344           1,589,033              38,311
                                                                        ---------------     ---------------     ---------------
General and administrative expenses                                            202,029             188,806              13,223
Real estate operating expenses                                                 267,569             274,679              (7,110)
Depreciation                                                                   118,750             118,750                -
Interest expense                                                               185,860             134,140              51,720
                                                                        ---------------     ---------------     ---------------
                                                                               774,208             716,375              57,833
                                                                        ---------------     ---------------     ---------------
Net income                                                             $       853,136     $       872,658     $       (19,522)
                                                                        ===============     ===============     ===============
                                                                           For the Six         For the Six            Increase
                                                                          Months Ended        Months Ended          (Decrease)
                                                                         June 30, 1995       June 30, 1994           From 1994
                                                                        ---------------     ---------------     ---------------
Mortgage and mortgage-backed securities income                         $     1,731,061     $     1,693,579     $        37,482
Equity in earnings of property partnerships                                     71,536             104,172             (32,636)
Rental income                                                                1,132,889           1,050,503              82,386
Interest income on participating loans                                         130,767             135,169              (4,402)
Interest income on temporary cash investments
 and U.S. government securities                                                205,245             207,518              (2,273)
                                                                        ---------------     ---------------     ---------------
                                                                             3,271,498           3,190,941              80,557
                                                                        ---------------     ---------------     ---------------
General and administrative expenses                                            393,203             329,916              63,287
Real estate operating expenses                                                 506,919             521,286             (14,367)
Depreciation                                                                   237,500             237,500                -
Interest expense                                                               388,470             291,717              96,753
                                                                        ---------------     ---------------     ---------------
                                                                             1,526,092           1,380,419             145,673
                                                                        ---------------     ---------------     ---------------
Net income                                                             $     1,745,406     $     1,810,522     $       (65,116)
                                                                        ===============     ===============     ===============

AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND
AND
AMERICA FIRST PARTICIPATING/PREFERRED EQUITY MORTGAGE FUND LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in mortgage and mortgage-backed securities income for the quarter and six months ended June 30, 1995, compared to the same periods in 1994, is a result of the acquisition of additional GNMA Certificates by the Fund during June 1994, which added approximately $252,000 of such income during the six months ended June 30, 1995 (approximately $117,000 during the quarter ended June 30, 1995). This increase was partially offset by the continued amortization of the principal balances of the mortgage-backed securities resulting in a decrease in such income of approximately $215,000 during the six months ended June 30, 1995 (approximately $73,000 during the quarter ended June 30, 1995).

Equity in earnings of property partnerships is a function of the cash flow received by the Fund from its interest in the operating partnerships which own certain of the properties as well as the Fund's allocable share of earnings generated by these properties. Because of an overall decrease in the cash flow received by the Fund from these properties, equity in earnings of property partnerships decreased during the quarter and six months ended June 30, 1995, compared to the same periods in 1994. The decrease in cash flow was primarily due to a decrease in the occupancy of Grand Villa.

Rental income, net of real estate operating expenses and depreciation, from the properties acquired by the Fund in settlement of PEPs increased by approximately $52,000 and $97,000 for the quarter and six months ended June 30, 1995, respectively, from the same periods during 1994. The increases were due to increases in rental income from overall higher occupancy at these properties and to an overall reduction in real estate operating expenses. These increases were entirely offset by increases in interest paid by the Fund on the mortgage loans it has assumed on these properties. Since interest is paid only to the extent of available cash flow from these properties, the Fund records additional interest expense as such cash flow increases.

Interest income on participating loans decreased for the quarter and six months ended June 30, 1995. The decreases are due to a decrease in cash flow generated by Avalon Ridge due to increases in repairs and maintenance expenses and property improvements. The decreases in interest income on temporary cash investments and U.S. government securities during these same periods was principally a result of a reduction in the amounts held by the Fund in such investments as the Fund withdrew approximately $513,000 from its reserves to purchase 58,238 Units in the over-the-counter market during 1995, and approximately $131,000 to supplement distributions to investors during that period.

General and administrative expenses increased by approximately 7% and 19% for the quarter and six months ended June 30, 1995, respectively, over the levels of the same periods in the prior year. For the quarter ended June 30, 1995, the increase was principally attributable to an increase in salaries expense which was partially offset by a decrease in printing and investor services expenses. The increase for the six months ended June 30, 1995, was also the result of the payment of an additional $25,965 of administrative fees by the Fund to AFCA 3 during the first quarter of 1995, when the PEPs did not generate sufficient cash flow to pay the full amount of the administrative fee.

PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               4(a) Agreement of Limited Partnership dated November 20, 1986
                    (incorporated herein by reference to Form 10-K dated December 31, 1986 filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 by America First Participating/ Preferred Equity Mortgage Fund Limited Partnership (Commission File No. 0-15854)).

               4(b) Form of Certificate of Beneficial Unit Certificate
                    (incorporated herein by reference to Form S-11 Registration Statement filed February 24, 1986 with the Securities and Exchange Commission by America First Participating/ Preferred Equity Mortgage Fund Limited Partnership (Commission File No. 33-3566)).

               4(c) Pooling and Servicing Agreement dated November 20, 1986
                    (including as an exhibit thereto the Form of Exchangeable Passthrough Certificate) (incorporated herein by reference to Form 10-K dated December 31, 1986 filed pursuant to
                    Section 13 or 15(d) of the Securities Exchange Act of 1934 by America First Participating/Preferred Equity Mortgage Fund (Commission File No. 0-15665)).

          (b)  Form 8-K

               The registrant filed the following report on Form 8-K during the quarter for which this report is filed:

               Item Reported  Financial Statements Filed         Date of Report

               5. Other Events     No                            May 22, 1995

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 11, 1995      AMERICA FIRST PARTICIPATING/
                              PREFERRED EQUITY MORTGAGE FUND
                              LIMITED PARTNERSHIP

                              By America First Capital
                                   Associates Limited
                                   Partnership Three, General
                                   Partner

                              By America First Companies L.L.C.,
                                   General Partner

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President, Secretary,
                                   Treasurer and Chief Financial
                                   Officer


Dated:  August 11, 1995      AMERICA FIRST PARTICIPATING/
                              PREFERRED EQUITY MORTGAGE FUND

                              By America First Participating/
                                   Preferred Equity Mortgage Fund
                                   Limited Partnership

                              By America First Capital
                                   Associates Limited
                                   Partnership Three, General
                                   Partner

                              By America First Companies L.L.C.,
                                   General Partner

                              By /s/ Michael Thesing
                                   Michael Thesing
                                   Vice President, Secretary,
                                   Treasurer and Chief Financial
                                   Officer